Form 10-Q
period 2003-06-30
VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; LEATHERS L P; DEL RANCH LP; ELMORE LP; CE TURBO LLC; SALTON SEA MINERALS CORP; CALENERGY OPERATING CORP; NIGUEL ENERGY CO
filed 2003-08-07
CIK 1017939, 1017941, 1017943, 1017945, 1017946, 1017947, 1087418, 1087420, 1087421, 1087460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                                         Delaware                47-0790493
                                         --------                ----------
                                        (State of              (IRS Employer
                                       Incorporation)        Identification No.)

  Salton Sea Brine Processing L.P.      California               33-0601721
  Salton Sea Power Generation L.P.      California               33-0567411
  Fish Lake Power LLC                    Delaware                33-0453364
  Vulcan Power Company                    Nevada                 95-2636765
  CalEnergy Operating Corporation        Delaware                33-0268085
  Salton Sea Royalty LLC                 Delaware                47-0790492
  VPC Geothermal LLC                     Delaware                91-1244270
  San Felipe Energy Company             California               33-0315787
  Conejo Energy Company                 California               33-0268500
  Niguel Energy Company                 California               33-0268502
  Vulcan/BN Geothermal Power Company      Nevada                 95-3992087
  Leathers, L.P.                        California               33-0305342
  Del Ranch, L.P.                       California               33-0278290
  Elmore, L.P.                          California               33-0278294
  Salton Sea Power L.L.C.                Delaware                47-0810713
  CalEnergy Minerals LLC                 Delaware                47-0810718
  CE Turbo LLC                           Delaware                47-0812159
  CE Salton Sea Inc.                     Delaware                47-0810711
  Salton Sea Minerals Corp.              Delaware                47-0811261

 302 S. 36th Street, Suite 400, Omaha, Nebraska            68131
-----------------------------------------------        --------------
(Address of principal executive offices of              (Zip Code of
     Salton Sea Funding Corporation)             Salton Sea Funding Corporation)

               Salton Sea Funding Corporation's telephone number,
                       including area code: (402) 341-4500
                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. As of July 31, 2003, 100 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3
Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................28
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........35
Item 4.    Controls and Procedures............................................35

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................36
Item 2.    Changes in Securities and Use of Proceeds..........................36
Item 3.    Defaults Upon Senior Securities....................................36
Item 4.    Submission of Matters to a Vote of Security Holders................36
Item 5.    Other Information..................................................36
Item 6.    Exhibits and Reports on Form 8-K...................................36

SIGNATURES....................................................................37
EXHIBIT INDEX.................................................................38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Funding Corporation (the "Company") as of June 30, 2003, and the related statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Funding Corporation as of December 31, 2002, and the related statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 6), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 30, 2003

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                             AS OF
                                                                     ------------------------
                                                                      JUNE 30,   DECEMBER 31,
                                                                        2003         2002
                                                                     ----------  ------------
                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
  Cash .............................................................   $  4,706   $ 19,583
  Restricted cash ..................................................          -     46,293
  Accrued interest receivable and other current assets .............      3,010      3,228
  Current portion secured project notes from Guarantors ............     29,337     28,086
                                                                       --------   --------
    Total current assets ...........................................     37,053     97,190
                                                                       --------   --------
Secured project notes from Guarantors ..............................    448,302    463,592
Investment in 1% of net assets of Guarantors .......................      9,777      9,721
                                                                       --------   --------
TOTAL ASSETS .......................................................   $495,132   $570,503
                                                                       ========   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued interest .................................................   $  3,010   $  3,156
  Current portion of long-term debt ................................     29,337     28,086
                                                                       --------   --------
    Total current liabilities ......................................     32,347     31,242
                                                                       --------   --------
Due to affiliates ..................................................        820     62,251
Senior secured notes and bonds .....................................    448,302    463,592
                                                                       --------   --------
  Total liabilities ................................................    481,469    557,085
                                                                       --------   --------

Commitments and contingencies (Note 2)

Stockholder's equity
  Common stock authorized - 1,000 shares,
    par value $.01 per share; issued and outstanding 100 shares ....          -          -
  Additional paid-in capital .......................................      6,076      5,811
  Retained earnings ................................................      7,587      7,607
                                                                       --------   --------
    Total stockholder's equity .....................................     13,663     13,418
                                                                       --------   --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........................   $495,132   $570,503
                                                                       ========   ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                 THREE MONTHS               SIX MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                             -------------------    --------------------
                                               2003       2002        2003        2002
                                             -------    --------    --------    --------
                                                            (UNAUDITED)
REVENUE:
  Interest income ........................   $ 9,459    $ 10,026    $ 18,928    $ 20,073
  Equity in loss of Guarantors ...........       (76)       (115)       (209)       (122)
                                             -------    --------    --------    --------
    Total revenue ........................     9,383       9,911      18,719      19,951
                                             -------    --------    --------    --------
COSTS AND EXPENSES:
  General and administrative expenses ....        75         219         190         446
  Interest expense .......................     9,265       9,797      18,562      19,622
                                             -------    --------    --------    --------
    Total costs and expenses .............     9,340      10,016      18,752      20,068
                                             -------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES ........        43        (105)        (33)       (117)
  Income tax expense (benefit) ...........        18         (43)        (13)        (48)
                                             -------    --------    --------    --------
NET INCOME (LOSS) ........................   $    25    $    (62)   $    (20)   $    (69)
                                             =======    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                        --------------------
                                                                                          2003        2002
                                                                                        --------    --------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................................   $    (20)   $    (69)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Equity in loss of Guarantors ....................................................        209         122
    Changes in assets and liabilities:
      Accrued interest receivable and other current assets ..........................        218          26
      Accrued interest ..............................................................       (146)       (145)
                                                                                        --------    --------
        Net cash flows from operating activities ....................................        261         (66)
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Principal repayments of secured project notes from Guarantors .....................     14,039      14,286
                                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in restricted cash ............................................     46,293     (33,015)
  Due to affiliates .................................................................    (61,431)     36,503
  Repayment of senior secured notes and bonds .......................................    (14,039)    (14,286)
                                                                                        --------    --------
    Net cash flows from financing activities ........................................    (29,177)    (10,798)
                                                                                        --------    --------

NET CHANGE IN CASH ..................................................................    (14,877)      3,422
Cash at the beginning of period .....................................................     19,583       4,361
                                                                                        --------    --------
CASH AT THE END OF PERIOD ...........................................................   $  4,706    $  7,783
                                                                                        ========    ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Funding Corporation's annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income (loss) or retained earnings.

2.   COMMITMENTS AND CONTINGENCIES

Due to reduced liquidity, Southern California Edison ("Edison") had failed to pay approximately $119 million owed under the Power Purchase Agreements with certain Guarantors (the Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment by Edison of past due balances was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors established an allowance for doubtful accounts of approximately $3.1 million and $2.7 million as of June 30, 2003 and December 31, 2002, respectively.

On March 25, 2002, Salton Sea II's 10 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service on December 17, 2002. Edison failed to recognize the uncontrollable force event and, as such, did not pay amounts otherwise due and owing, and improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amount and to rescind such deration.

On June 11, 2003, certain Guarantors (the Imperial Valley Projects excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II deration and the recission of such deration. The amounts previously withheld for the Salton Sea II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation, LLC ("CE Generation") until the Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. As of December 31, 2002, the fund had a cash balance of $46.3 million.

In May 2003, the previous $65.4 million Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, letter of credit which expires on May 30, 2004, and a $32.7 million MidAmerican Energy Holdings Company letter of credit which expires June 6, 2006.

The new Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in funds distributed to CE Generation on May 29, 2003.

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

3.   RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso's Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo and Salton Sea Power began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales, under these agreements, from the Partnership and Salton Sea Guarantors totaled $2.9 million and $5.1 million for the three-month and six-month periods ended June 30, 2003, respectively.

Sales to EPME totaled $0.9 million and $3.5 million during the three-month and six-month periods ended June 30, 2002, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of June 30, 2003, and the related combined statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Salton Sea Guarantors' management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Salton Sea Guarantors as of December 31, 2002, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 7), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 30, 2003

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                               AS OF
                                                                       ------------------------
                                                                        JUNE 30,   DECEMBER 31,
                                                                          2003         2002
                                                                       ----------  ------------
                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
  Trade accounts receivable, net .....................................   $ 18,810   $ 19,420
  Trade accounts receivable from affiliates ..........................      1,894      1,104
  Prepaid expenses and other current assets ..........................      4,024      5,283
                                                                         --------   --------
    Total current assets .............................................     24,728     25,807
                                                                         --------   --------
Properties, plants, contracts and equipment, net .....................    524,870    535,220
Goodwill .............................................................     23,252     23,252
                                                                         --------   --------
TOTAL ASSETS .........................................................   $572,850   $584,279
                                                                         ========   ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable ...................................................   $  1,422   $    328
  Accrued interest ...................................................      1,477      1,593
  Other accrued liabilities ..........................................     11,106     12,304
  Current portion of long-term debt ..................................     23,586     22,765
                                                                         --------   --------
    Total current liabilities ........................................     37,591     36,990
                                                                         --------   --------
Due to affiliates ....................................................     45,977     35,665
Senior secured project note ..........................................    211,451    223,654
                                                                         --------   --------
  Total liabilities ..................................................    295,019    296,309
                                                                         --------   --------

Commitments and contingencies (Note 4)

Guarantors' equity ...................................................    277,831    287,970
                                                                         --------   --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY .............................   $572,850   $584,279
                                                                         ========   ========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                     THREE MONTHS             SIX MONTHS
                                                                    ENDED JUNE 30,          ENDED JUNE 30,
                                                                 --------------------    --------------------
                                                                   2003        2002        2003        2002
                                                                 --------    --------    --------    --------
                                                                                 (UNAUDITED)
REVENUE:
  Operating revenue ..........................................   $ 19,841    $ 16,093    $ 37,965    $ 39,498
  Interest and other income (loss) ...........................       (317)          -        (479)        430
                                                                 --------    --------    --------    --------
    Total revenue ............................................     19,524      16,093      37,486      39,928
                                                                 --------    --------    --------    --------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expense .....     13,549      16,445      28,273      28,335
  Depreciation and amortization ..............................      4,886       6,690       9,779      10,965
  Interest expense ...........................................      4,797       5,157       9,573      10,319
                                                                 --------    --------    --------    --------
    Total costs and expenses .................................     23,232      28,292      47,625    $ 49,619
                                                                 --------    --------    --------    --------
NET LOSS .....................................................   $ (3,708)   $(12,199)   $(10,139)   $ (9,691)
                                                                 ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                        ---------------------
                                                                                          2003        2002
                                                                                        --------    ---------
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................   $(10,139)   $ (9,691)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Depreciation and amortization ...................................................      9,779      10,965
    Other ...........................................................................        172           -
    Changes in assets and liabilities:
      Trade receivable, net .........................................................       (180)     20,121
      Prepaid expenses and other current assets .....................................      1,259         907
      Accounts payable and accrued liabilities ......................................       (220)     (4,245)
                                                                                        --------    --------
        Net cash flows from operating activities ....................................        671      18,057
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures, net of warranty settlement ..................................        399      (5,479)
                                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior secured project note ..........................................    (11,382)    (10,240)
  Due to affiliates .................................................................     10,312      (2,338)
                                                                                        --------    --------
    Net cash flows from financing activities ........................................     (1,070)    (12,578)
                                                                                        --------    --------
NET CHANGE IN CASH ..................................................................          -           -
Cash at the beginning of period .....................................................          -           -
                                                                                        --------    --------
CASH AT THE END OF PERIOD ...........................................................   $      -    $     -
                                                                                        ========    ========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Guarantors' annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net loss or Guarantors' equity.

2.   NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Guarantors adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Guarantors' financial position, results of operations or cash flows.

3.   INTANGIBLE ASSETS

The Guarantors' acquired intangible assets, which are included in properties, plants, contracts and equipment, net, consist of power purchase contracts (the "Contracts") with a cost of $33.4 million and accumulated amortization of $9.4 million and $8.8 million at June 30, 2003 and December 31, 2002, respectively. Amortization expense on the Contracts was $0.3 million and $0.6 million for the three-month and six-month periods ended June 30, 2003 and 2002, respectively. The Guarantors' expect amortization expense on the Contracts to be $1.2 million for 2003 and each of the five succeeding fiscal years.

4.   COMMITMENTS AND CONTINGENCIES

Edison and the California Power Exchange
----------------------------------------

Due to reduced liquidity, Southern California Edison ("Edison") had failed to pay approximately $42.3 million owed under the Power Purchase Agreements with certain Guarantors (the Imperial Valley Projects, excluding the Salton Sea V Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $6.8 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment by Edison of past due balances was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $1.1 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, the Guarantors (excluding the Salton Sea I and Salton Sea V Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, the Guarantors established an allowance for doubtful accounts of approximately $0.9 million and $0.8 million as of June 30, 2003 and December 31, 2002, respectively.

On March 25, 2002, Salton Sea II's 10 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service on December 17, 2002. Edison failed to recognize the uncontrollable force event and, as such, did not pay amounts otherwise due and owing, and improperly derated Salton Sea II from 15 MW to 12.5 MW under the Salton Sea II power purchase agreement. On January 29, 2003, Salton Sea Power Generation L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amount and to rescind such deration.

On June 11, 2003, certain Guarantors (excluding the Salton Sea I and Salton Sea V Projects) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II deration and the recission of such deration. The amounts previously withheld for the Salton Sea II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation, LLC ("CE Generation") until the Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. As of December 31, 2002, the fund had a cash balance of $46.3 million.

In May 2003, the previous $65.4 million Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, letter of credit which expires on May 30, 2004, and a $32.7 million MidAmerican Energy Holdings Company letter of credit which expires June 6, 2006.

The new Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in funds distributed to CE Generation on May 29, 2003.

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

Other Commitments and Contracts
-------------------------------

On May 20, 2003, Salton Sea Power entered into a Power Sales Agreement with the City of Riverside, California ("Riverside"). Under the terms of the agreement, Salton Sea Power will sell up to 20 MW of energy generated from the Salton Sea V Project to Riverside at $61 per MW hour. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013.

On July 10, 2003, Salton Sea IV's turbine went out of service due to an uncontrollable force event. The turbine is expected to be returned to service by the end of September 2003.

5.   RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales, under this agreement, from the Guarantors totaled $2.4 million and $4.2 million for the three-month and six-month periods ended June 30, 2003, respectively.

Sales to EPME totaled $0.7 million and $2.9 million during the three-month and six-month periods ended June 30, 2002, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of June 30, 2003, and the related combined statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Partnership Guarantors' management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Partnership Guarantors as of December 31, 2002, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 9), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 30, 2003

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                   AS OF
                                                           ------------------------
                                                           JUNE 30,    DECEMBER 31,
                                                             2003          2002
                                                           ---------   ------------
                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Trade accounts receivable, net ........................   $ 15,928       $ 14,018
  Trade accounts receivable from affiliate ..............        123            312
  Prepaid expenses and other current assets .............     18,323         19,516
                                                            --------       --------
    Total current assets ................................     34,374         33,846
                                                            --------       --------
Restricted cash .........................................        266              1
Properties, plants, contracts and equipment, net ........    668,604        664,722
Management fee ..........................................     67,066         68,679
Due from affiliates .....................................     92,644         82,083
Goodwill ................................................    120,866        120,866
                                                            --------       --------
TOTAL ASSETS ............................................   $983,820       $970,197
                                                            ========       ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable ......................................   $  2,951       $  2,903
  Accrued interest ......................................      1,518          1,576
  Other accrued liabilities .............................     16,156         15,464
  Current portion of long-term debt .....................      5,395          5,017
                                                            --------       --------
    Total current liabilities ...........................     26,020         24,960
                                                            --------       --------
Senior secured project note .............................    236,212        239,099
Deferred income taxes ...................................    108,656        104,850
                                                            --------       --------
  Total liabilities .....................................    370,888        368,909
                                                            --------       --------

Commitments and contingencies (Note 4)

Guarantors' equity:
  Common stock ..........................................          3              3
  Additional paid-in capital ............................    458,714        432,200
  Retained earnings .....................................    154,215        169,085
                                                            --------       --------
    Total guarantors' equity ............................    612,932        601,288
                                                            --------       --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY ................   $983,820       $970,197
                                                            ========       ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                   THREE MONTHS             SIX MONTHS
                                                                  ENDED JUNE 30,          ENDED JUNE 30,
                                                               --------------------    --------------------
                                                                 2003         2002       2003         2002
                                                               --------    --------    --------    --------
                                                                                (UNAUDITED)
REVENUE:
  Operating revenue ........................................   $ 22,528    $ 20,296    $ 42,251    $ 42,495
  Interest and other income ................................        202         129          71         665
                                                               --------    --------    --------    --------
    Total revenue ..........................................     22,730      20,425      42,322      43,160
                                                               --------    --------    --------    --------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative costs .....     18,855      14,419      43,054      32,705
  Depreciation and amortization ............................      9,315       5,365      14,948      12,152
  Interest expense .........................................      4,689       4,782       9,353       9,536
  Capitalized interest .....................................          -      (2,910)          -      (5,748)
                                                               --------    --------    --------    --------
    Total costs and expenses ...............................     32,859      21,656      67,355      48,645
                                                               --------    --------    --------    --------
LOSS BEFORE INCOME TAXES ...................................    (10,129)     (1,231)    (25,033)     (5,485)
Income tax benefit .........................................     (4,112)       (387)    (10,163)     (1,727)
                                                               --------    --------    --------    --------
NET LOSS ...................................................   $ (6,017)   $   (844)   $(14,870)   $ (3,758)
                                                               ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                         ---------------------
                                                                                           2003        2002
                                                                                         --------    --------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................................   $(14,870)   $ (3,758)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Depreciation and amortization ....................................................     14,948      12,152
    Deferred income taxes ............................................................      3,806      (1,728)
    Other ............................................................................      1,179           -
    Changes in assets and liabilities:
      Trade accounts receivable, net .................................................     (1,721)     39,899
      Prepaid expenses and other current assets ......................................      1,193       1,096
      Accounts payable and accrued liabilities .......................................        682       1,701
                                                                                         --------    --------
        Net cash flows from operating activities .....................................      5,217      49,362
                                                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures related to operating projects .................................    (12,867)    (12,393)
  Construction and other development .................................................     (5,684)    (22,793)
  Decrease (increase) in restricted cash .............................................       (265)     15,951
  Management fee .....................................................................        196         333
                                                                                         --------    --------
    Net cash flows from investing activities .........................................    (18,620)    (18,902)
                                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from affiliates ................................................................    (10,602)    (36,140)
  Repayment of senior secured project notes ..........................................     (2,509)     (2,313)
  Equity contribution ................................................................     26,514       8,262
                                                                                         --------    --------
    Net cash flows from financing activities .........................................     13,403     (30,191)
                                                                                         --------    --------
NET CHANGE IN CASH ...................................................................          -         269
Cash at beginning of period ..........................................................          -           -
                                                                                         --------    --------
CASH AT THE END OF PERIOD ............................................................   $      -    $    269
                                                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Partnership Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Guarantors' annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net loss or retained earnings.

2.   NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Guarantors adopted Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Guarantors' financial position, results of operations or cash flows.

3.   INTANGIBLE ASSETS

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, as of June 30, 2003 and December 31, 2002 (in thousands):

                                                      JUNE 30, 2003                    DECEMBER 31, 2002
                                          --------------------------------     --------------------------------
                                          GROSS CARRYING       ACCUMULATED     GROSS CARRYING       ACCUMULATED
                                              AMOUNT          AMORTIZATION         AMOUNT          AMORTIZATION
                                          --------------      ------------     --------------      ------------
     Amortized Intangible Assets:
     Power Purchase Contracts...........    $123,002            $ 97,678          $123,002          $ 96,894
     Patented Technology................      46,290              16,350            46,290            15,385
                                            --------            --------          --------          --------
       Total............................    $169,292            $114,028          $169,292          $112,279
                                            ========            ========          ========          ========

Amortization expense on acquired intangible assets was $0.9 million and $1.7 million for the three-month and six-month periods ended June 30, 2003 and 2002, respectively. The Guarantors expect amortization expense on acquired intangible assets to be $3.5 million for 2003 and each of the five succeeding fiscal years.

4.   COMMITMENTS AND CONTINGENCIES

Due to reduced liquidity, Southern California Edison ("Edison") had failed to pay approximately $76.9 million owed under the Power Purchase Agreements with certain Guarantors (excluding the CE Turbo Project) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $14.1 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment by Edison of past due balances was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $2.7 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $2.2 million and $1.9 million as of June 30, 2003 and December 31, 2002, respectively.

On June 11, 2003, certain Guarantors (excluding the Salton Sea I and Salton Sea V Projects) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II deration and the recission of such deration. The amounts previously withheld for the Salton Sea II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation, LLC ("CE Generation") until the Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. As of December 31, 2002, the fund had a cash balance of $46.3 million.

In May 2003, the previous $65.4 million Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, letter of credit which expires on May 30, 2004, and a $32.7 million MidAmerican Energy Holdings Company letter of credit which expires June 6, 2006.

The new Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in the funds distributed to CE Generation on May 29, 2003.

5.   RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo LLC began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales to TransAlta from the Guarantors totaled $0.5 million and $0.9 million for the three-month and six-month periods ended June 30, 2003.

Sales to EPME totaled $0.2 million and $0.6 million during the three-month and six-month periods ended June 30, 2002, respectively.

During the six-month period ended June 30, 2003, the Guarantors received approximately $26.5 million in contributions from MidAmerican Energy Holdings Company, one of its partners, to be used for capital expenditures.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of June 30, 2003, and the related statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Salton Sea Royalty LLC's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Royalty LLC as of December 31, 2002, and the related statements of operations, members' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 5), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 30, 2003

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                     AS OF
                                                             -----------------------
                                                              JUNE 30,  DECEMBER 31,
                                                               2003        2002
                                                             ---------  ------------
                                                            (UNAUDITED)
                                     ASSETS
Prepaid expenses and other current assets ..................   $     9   $    13
Royalty stream, net ........................................    13,584    14,011
Goodwill ...................................................    30,464    30,464
Due from affiliates ........................................    43,841    39,501
                                                               -------   -------
TOTAL ASSETS ...............................................   $87,898   $83,989
                                                               =======   =======

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accrued interest .........................................   $     6   $     7
  Current portion of long-term debt ........................       356       304
                                                               -------   -------
    Total current liabilities ..............................       362       311
Senior secured project note ................................       639       843
                                                               -------   -------
  Total liabilities ........................................     1,001     1,154
                                                               -------   -------

Commitments and contingencies

Members' equity:
  Common stock, par value $.01 per share;
    100 shares authorized, issued and outstanding ..........         -         -
  Additional paid-in capital ...............................     1,561     1,561
  Retained earnings ........................................    85,336    81,274
                                                               -------   -------
    Total members' equity ..................................    86,897    82,835
                                                               -------   -------
TOTAL LIABILITIES AND MEMBERS' EQUITY ......................   $87,898   $83,989
                                                               =======   =======

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                   THREE MONTHS       SIX MONTHS
                                                                  ENDED JUNE 30,    ENDED JUNE 30,
                                                                  --------------    --------------
                                                                  2003     2002     2003     2002
                                                                 ------   ------   ------   ------
                                                                            (UNAUDITED)

REVENUE - ROYALTY INCOME .....................................   $3,104   $2,532   $6,143   $6,214
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expenses ....      811      533    1,609    1,625
  Amortization of royalty stream .............................      214      213      427      427
  Interest expense ...........................................       22       60       45      149
                                                                 ------   ------   ------   ------
    Total costs and expenses .................................    1,047      806    2,081    2,201
                                                                 ------   ------   ------   ------
NET INCOME ...................................................   $2,057   $1,726   $4,062   $4,013
                                                                 ======   ======   ======   ======


   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                         ------------------
                                                                                           2003       2002
                                                                                         -------    -------
                                                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................   $ 4,062    $ 4,013
  Adjustments to reconcile net income to net cash flows from operating activities:
    Amortization of royalty stream ...................................................       427        427
    Changes in assets and liabilities:
      Prepaid expenses and other current assets ......................................         4          9
      Accrued interest ...............................................................        (1)       (12)
                                                                                         -------    -------
        Net cash flows form operating activities .....................................     4,492      4,437
                                                                                         -------    -------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Due from affiliates ................................................................    (4,340)    (2,707)
  Repayment of senior secured project note ...........................................      (152)    (1,730)
                                                                                         -------    -------
    Net cash flows from financing activities .........................................    (4,492)    (4,437)
                                                                                         -------    -------
NET CHANGE IN CASH ...................................................................         -          -
Cash at beginning of period ..........................................................         -          -
                                                                                         -------    -------
CASH AT THE END OF PERIOD ............................................................   $     -    $     -
                                                                                         =======    =======

   The accompanying notes are an integral part of these financial statements.

                               SALTON SEA ROYALTY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income or retained earnings.

2.   ROYALTY STREAM

The royalty stream has a cost of $60.5 million and accumulated amortization $46.9 million and $46.5 million as of June 30, 2003 and December 31, 2002, respectively. Royalty stream amortization expense was $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2003 and 2002, respectively, and is expected to be $0.8 million for 2003 and each of the five succeeding fiscal years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of Salton Sea Funding Corporation (the "Funding Corporation") and the Salton Sea Guarantors, the Partnership Guarantors, and Salton Sea Royalty LLC (the "Royalty Guarantors", or collectively the "Guarantors"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Funding Corporation's and the Guarantors' historical financial statements and the notes to those statements. Actual results in the future could differ significantly from the historical results.

FORWARD-LOOKING STATEMENTS

From time to time, the Funding Corporation and the Guarantors may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond their control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Funding Corporation's or the Guarantors' expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Funding Corporation and the Guarantors have identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Neither the Funding Corporation nor the Guarantors assume any responsibility to update forward-looking information contained herein.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Combined Financial Statements and accompanying notes. Note 2 to the Funding Corporation's and the Guarantors' financial statements included in their annual report on Form 10-K for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from these estimates.

For additional discussion of the Funding Corporation's and Guarantors' critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Funding Corporation's and the Guarantors' Annual Report on Form 10-K for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Funding Corporation and the Guarantors adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement did not have a material effect on the Funding Corporation's or the Guarantors' financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

For purposes of consistency in financial presentation, plant capacity factors for the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V plants are based on nominal capacity amounts of 10, 20, 50, 40 and 49 net megawatts ("NMW"), respectively and for the Vulcan, Elmore, Leathers, Del Ranch, and CE Turbo plants are based on capacity amounts of 34, 38, 38, 38 and 10 NMW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

The following operating data represents the aggregate capacity and electricity production of Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V:

                                                       THREE MONTHS
                                                      ENDED JUNE 30,
                                                  --------------------
                                                    2003         2002
                                                  -------      -------
         Overall capacity factor ............        64.4%        63.2%
         Capacity NMW (weighted average) ....       168.4        168.4
         MW hours ("MWh") produced ..........     237,000      232,400

The overall capacity factor for the Salton Sea Guarantors increased for the three-month period ended June 30, 2003 compared to the same period in 2002 primarily due to an uncontrollable force event in 2002 at the Salton Sea II project, partially offset by increased maintenance outages in the second quarter 2003.

The following operating data represents the aggregate capacity and electricity production of Vulcan, Elmore, Leathers, Del Ranch and CE Turbo:

                                                      THREE MONTHS
                                                     ENDED JUNE 30,
                                                  ------------------
                                                    2003       2002
                                                  -------    -------
           Overall capacity factor ............      93.6%     106.8%
           Capacity NMW (weighted average) ....       158        158
           MWh produced .......................   323,100    368,600

The overall capacity factor for the Partnership Guarantor decreased for the three-month period ended June 30, 2003 compared to the same period in 2002 primarily due to the timing of maintenance outages.

Southern California Edison's ("Edison") Average Avoided Cost of Energy was 5.4 cents per kilowatthour ("kWh") and 3.5 cents per kWh for the three-month periods ended June 30, 2003 and 2002, respectively. Estimates of Edison's future Average Avoided Cost of Energy vary substantially from year to year. During 2002, as a result of certain settlement agreements, Edison elected to pay the Guarantors (except Salton Sea Projects IV and V and the CE Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents per kWh in the first quarter 2002 and increased to 5.37 cents per kWh effective May 1, 2002 through April 30, 2007.

The Salton Sea Guarantors' operating revenue increased $3.7 million, or 23.0%, to $19.8 million for the three-month period ended June 30, 2003 from $16.1 million for the same period in 2002. The increase was primarily due to higher average rates in 2003 and lower production in 2002 due to the Salton Sea II uncontrollable force event.

The Partnership Guarantors' operating revenue increased $2.2 million, or 10.8%, to $22.5 million for the three-month period ended June 30, 2003 from $20.3 million for the same period in 2002. The increase was primarily due to higher average rates in 2003, partially offset by lower production in 2003.

The Royalty Guarantors' revenue increased $0.6 million, or 24.0%, to $3.1 million for the three-month period ended June 30, 2003 from $2.5 million for the same period in 2002. The increase was the result of higher energy revenue at the Partnership Projects resulting in higher royalty income.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, decreased $2.9 million, or 17.7%, to $13.5 million for the three-month period ended June 30, 2003, from $16.4 million for the same period in 2002. The decrease was primarily due to the settlement of a warranty claim with Stone & Webster, Inc. ("Stone & Webster"). The settlement included a $7.6 million reimbursement of incremental operating expenses related to legal, other expenses and equipment write-offs. This decrease was partially offset by the timing of maintenance activities.

The Partnership Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $4.5 million, or 31.3%, to $18.9 million for the three-month period ended June 30, 2003, from $14.4 million for the same period in 2002. The increase in expenses was primarily due to operating expenses at a project which is recovering zinc from geothermal brine of certain power projects (the "Zinc Recovery Project"), which began limited production in December 2002.

The Royalty Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $0.3 million to $0.8 million for the three-month period ended June 30, 2003 from $0.5 million for the same period in 2002. The increase was due to higher royalty expense.

The Salton Sea Guarantors' depreciation and amortization decreased $1.8 million to $4.9 million for the three-month period ended June 30, 2003 from $6.7 million for the same period in 2002. The decrease was due to the write-off of an abandoned project in 2002, partially offset by increases in 2003 due to a change in salvage value assumptions and higher depreciable asset balances.

The Partnership Guarantors' depreciation and amortization increased $3.9 million to $9.3 million for the three- month period ended June 30, 2003 from $5.4 million for the same period in 2002. The increase was due to depreciation on the Zinc Recovery Project, which began limited production in December 2002, and a change in salvage value assumptions.

The Salton Sea Guarantors' interest expense decreased $0.4 million to $4.8 million for the three-month period ended June 30, 2003 from $5.2 million for the same period in 2002. The decrease was due to reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased $2.8 million to $4.7 million for the three-month period ended June 30, 2003 from $1.9 million for the same period in 2002. The increase was due to the discontinuance of capitalizing interest on the minerals extraction process, as the Zinc Recovery Project began limited production in December 2002, partially offset by reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' benefit for income taxes, increased to $4.1 million for the three-month period ended June 30, 2003 from $0.4 million for the same period in 2002. The increase was due to higher losses at entities with higher tax rates. The effective tax rate was 40.6% and 31.4% in 2003 and 2002, respectively. The change in the effective rate was due primarily to the generation of energy tax credits and the resolution of certain tax issues, primarily related to depletion deductions in 2002. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Royalty Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantors have no tax obligations.

The Funding Corporation's net income (loss) was not significant for the three-month periods ended June 30, 2003 and 2002. The net income (loss) primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

For purposes of consistency in financial presentation, plant capacity factors for the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V plants are based on nominal capacity amounts of 10, 20, 50, 40 and 49 NMW, respectively and for the Vulcan, Elmore, Leathers, Del Ranch, and CE Turbo plants are based on capacity amounts of 34, 38, 38, 38 and 10 NMW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions.

The following operating data represents the aggregate capacity and electricity production of Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V:

                                                      SIX MONTHS
                                                    ENDED JUNE 30,
                                                  --------------------
                                                    2003         2002
                                                  -------      -------
         Overall capacity factor ............        68.0%        76.2%
         Capacity NMW (weighted average) ....       168.4        168.4
         MWh produced .......................     497,600      557,200

The overall capacity factor for the Salton Sea Guarantors decreased for the six-month period ended June 30, 2003 compared to the same period in 2002 primarily due to more extensive maintenance outages in 2003 partially offset by the uncontrollable force event at Salton Sea II in 2002.

The following operating data represents the aggregate capacity and electricity production of Vulcan, Elmore, Leathers, Del Ranch and CE Turbo:

                                                      SIX MONTHS
                                                     ENDED JUNE 30,
                                                  ------------------
                                                    2003       2002
                                                  -------    -------
           Overall capacity factor ............      97.8%      98.3%
           Capacity NMW (weighted average) ....       158        158
           MWh produced .......................   671,000    674,602

The overall capacity factor for the Partnership Guarantor decreased marginally for the six-month period ended June 30, 2003 compared to the same period in 2002.

Edison's Average Avoided Cost of Energy was 5.8 cents per kWh and 3.2 cents per kWh for the six-month periods ended June 30, 2003 and 2002, respectively. Estimates of Edison's future Average Avoided Cost of Energy vary substantially from year to year. During 2002, as a result of certain settlement agreements, Edison elected to pay the Guarantors (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents per kWh in the first quarter 2002 and increased to 5.37 cents per kWh effective May 1, 2002 through April 30, 2007.

The Salton Sea Guarantors' operating revenue decreased $1.5 million, or 3.8%, to $38.0 million for the six-month period ended June 30, 2003 from $39.5 million for the same period in 2002. The decrease was primarily due to the impact of a $6.8 million adjustment to the Edison provision in 2002 and lower production due to extended overhauls in 2003, partially offset by higher average rates in 2003.

The Partnership Guarantors' operating revenue decreased $0.2 million to $42.3 million for the six-month period ended June 30, 2003 from $42.5 million for the same period in 2002. The impact of a $14.1 million adjustment to the Edison provision in 2002 was offset by higher average rates in 2003.

The Royalty Guarantors' revenue decreased $0.1 million to $6.1 million for the six-month period ended June 30, 2003 from $6.2 million for the same period in 2002. The decrease was the result of lower energy revenue at the Partnership Projects resulting in lower royalty income.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, general and administrative expenses were $28.3 million for the six-month periods ended June 30, 2003 and 2002. During the second quarter of 2003, the settlement of a warranty claim with Stone & Webster included a $7.6 million reimbursement of incremental operating expenses related to legal, other expenses and equipment write-offs which reduced operating costs. This decrease was partially offset by the timing of overhauls and higher pipe repair costs.

The Partnership Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $10.4 million, or 31.8%, to $43.1 million for the six-month period ended June 30, 2003, from $32.7 million for the same period in 2002. The increase in expenses was primarily due to operating expenses at the Zinc Recovery Project, which began limited production in December 2002.

The Royalty Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, were $1.6 million for the six-month periods ended June 30, 2003 and 2002.

The Salton Sea Guarantors' depreciation and amortization decreased $1.2 million to $9.8 million for the six-month period ended June 30, 2003 from $11.0 million for the same period in 2002. The decrease was due to the write-off of an abandoned project in 2002, partially offset by a change in salvage value assumptions and higher depreciable asset balances in 2003.

The Partnership Guarantors' depreciation and amortization increased $2.7 million to $14.9 million for the six-month period ended June 30, 2003 from $12.2 million for the same period in 2002. The increase is due to depreciation on the Zinc Recovery Project, which began limited production in December 2002, and a change in salvage value assumptions.

The Salton Sea Guarantors' interest expense decreased $0.7 million to $9.6 million for the six-month period ended June 30, 2003 from $10.3 million for the same period in 2002. The decrease was due to reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased $5.6 million to $9.4 million for the six-month period ended June 30, 2003 from $3.8 million for the same period in 2002. The increase was due to the discontinuance of capitalizing interest on the Zinc Recovery Project which began limited production in December 2002, partially offset by reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' benefit for income taxes, increased to $10.2 million for the six-month period ended June 30, 2003 from $1.7 million for the same period in 2002. The increase was due to higher losses. The effective tax rate was 40.6% and 31.5% in 2003 and 2002, respectively. The change in the effective rate was due primarily to the generation of energy tax credits and the resolution of certain tax issues, primarily related to depletion deductions in 2002. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Royalty Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantors have no tax obligations.

The Funding Corporation's net losses were not significant for the six-month period ended June 30, 2003 and 2002. The net loss primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

LIQUIDITY AND CAPITAL RESOURCES

The Salton Sea Guarantors' cash flows from operating activities decreased to $0.7 million for the six-month period ended June 30, 2003 from $18.1 million for the same period in 2002. The Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The decrease was primarily due to the receipt of past due balances from Edison in 2002.

The Partnership Guarantors' cash flows from operating activities decreased to $5.2 million for the six-month period ended June 30, 2003 from $49.4 million for the same period in 2002. The Partnership Guarantors' primary source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than the CE Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The decrease was primarily due to the receipt of past due balances from Edison in 2002 and higher net losses due to the Zinc Recovery Project being in production.

The Royalty Guarantors' cash flow from operating activities increased to $4.5 million for the six-month period ended June 30, 2003 from $4.4 million for the same period in 2002. The Royalty Guarantors' only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects.

Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the Power Purchase Agreements with certain Guarantors (the Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment by Edison of the past due balances was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $3.1 million as of June 30, 2003.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison failed to recognize the uncontrollable force event and as such did not pay amounts otherwise due and owing and improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amounts and to rescind such deration.

On June 11, 2003, certain Guarantors entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II deration and the recission of such deration. The amounts previously withheld for the Salton Sea II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

On July 10, 2003, Salton Sea IV's turbine went out of service due to an uncontrollable force event. The turbine is expected to be returned to service by the end of September 2003.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at the Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and, as such, cash distributions were not available to CE Generation, LLC ("CE Generation") until the Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. As of December 31, 2002, the fund had a cash balance of $46.3 million.

In May 2003, the previous $65.4 million Salton Sea Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, letter of credit which expires on May 30, 2004, and a $32.7 million MidAmerican Energy Holdings Company letter of credit which expires June 6, 2006.

The new Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in the funds distributed to CE Generation on May 29, 2003.

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

The Salton Sea Guarantors' cash flow from investing activities increased to a source of $0.4 million for the six-month period ended June 30, 2003 from a use of $5.5 million for the same period in 2002. During the second quarter of 2003, $4.5 million of the Stone & Webster settlement was recorded as a reduction to capital equipment. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors' cash flow used in investing activities was $18.6 million for the six-month period ended June 30, 2003 and $18.9 million for the same period in 2002. Capital expenditures are the primary component of investing activities.

Minerals LLC constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine. Facilities have been installed near the sites of the Imperial Valley Projects to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year. Limited production began during December 2002 and full production is expected by late-2003. In September 1999, Minerals LLC entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Total capital costs, excluding interest during construction, of the Zinc Recovery Project are approximately $159.5 million, net of payments for liquidated damages, through June 30, 2003. The Zinc Recovery Project anticipates incurring $8.4 million in capital expenditures during the remainder of 2003 to optimize production.

The Funding Corporation's net cash flows used in financing activities was $29.2 million for the six-month period ended June 30, 2003 and $10.8 million for the same period in 2002. The increased use of cash was primarily due to payments made to affiliates partially offset by the release of the restricted cash.

Salton Sea Guarantors' net cash flows used in financing activities was $1.1 million for the six-month period ended June 30, 2003 and $12.6 million for the same period in 2002. The decreased use of cash was primarily due to higher borrowings from affiliates during 2003.

Partnership Guarantors' net cash flows from financing activities was a source of cash totaling $13.4 million for the six-month period ended June 30, 2003 and use of cash totaling $30.2 million for the same period in 2002. The change was primarily due to higher equity contributions and lower payments to affiliates in 2003.

RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo and Salton Sea Power began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003. Sales to TransAlta from the Partnership and Salton Sea Guarantors totaled $2.9 million and $5.1 million for the three-month and six-month periods ended June 30, 2003, respectively.

Sales to EPME totaled $0.9 million and $3.5 million during the three-month and six-month periods ended June 30, 2002, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7. of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 other than as discussed in the "Liquidity and Capital Resources" section.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of Salton Sea Funding Corporation's management, including its chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of Salton Sea Funding Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, Salton Sea Funding Corporation's management, including the chief executive officer and chief financial officer, concluded that Salton Sea Funding Corporation's disclosure controls and procedures were effective. There have been no significant changes in Salton Sea Funding Corporation's internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 2 to the financial statements and discussion in Management's Discussion and Analysis.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(B)      REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SALTON SEA FUNDING CORPORATION
                                       ------------------------------
                                             (Registrant)





Date:  August 7, 2003                       /s/  Wayne F. Irmiter
                                       ------------------------------
                                              Wayne F. Irmiter
                                         Vice President & Controller

                                  EXHIBIT INDEX
Exhibit No.
-----------

     31.1 Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Accounting Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Chief Accounting Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.