Form 10-Q
period 2003-09-30
VULCAN/BN GEOTHERMAL POWER CO; SAN FELIPE ENERGY CO; CONEJO ENERGY CO; VPC GEOTHERMAL LLC; SALTON SEA POWER LLC; CALENERGY MINERALS LLC; CE TURBO LLC; CE SALTON SEA INC; SALTON SEA MINERALS CORP; CALENERGY OPERATING CORP
filed 2003-11-06
CIK 1017939, 1017941, 1017943, 1087415, 1087416, 1087417, 1087418, 1087419, 1087420, 1087421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003

                          Commission File No. 33-95538

                         SALTON SEA FUNDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                                          Delaware              47-0790493
                                          --------              ----------
                                   (State of Incorporation)     (IRS Employer
                                                             Identification No.)

Salton Sea Brine Processing L.P.          California            33-0601721
Salton Sea Power Generation L.P.          California            33-0567411
Fish Lake Power LLC                       Delaware              33-0453364
Vulcan Power Company                      Nevada                95-2636765
CalEnergy Operating Corporation           Delaware              33-0268085
Salton Sea Royalty LLC                    Delaware              47-0790492
VPC Geothermal LLC                        Delaware              91-1244270
San Felipe Energy Company                 California            33-0315787
Conejo Energy Company                     California            33-0268500
Niguel Energy Company                     California            33-0268502
Vulcan/BN Geothermal Power Company        Nevada                95-3992087
Leathers, L.P.                            California            33-0305342
Del Ranch, L.P.                           California            33-0278290
Elmore, L.P.                              California            33-0278294
Salton Sea Power L.L.C.                   Delaware              47-0810713
CalEnergy Minerals LLC                    Delaware              47-0810718
CE Turbo LLC                              Delaware              47-0812159
CE Salton Sea Inc.                        Delaware              47-0810711
Salton Sea Minerals Corp.                 Delaware              47-0811261

302 S. 36th Street, Suite 400, Omaha, Nebraska                    68131
-----------------------------------------------                ------------
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

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. As of October 31, 2003, 100 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................28
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........36
Item 4.  Controls and Procedures..............................................36

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................37
Item 2.  Changes in Securities and Use of Proceeds............................37
Item 3.  Defaults Upon Senior Securities......................................37
Item 4.  Submission of Matters to a Vote of Security Holders..................37
Item 5.  Other Information....................................................37
Item 6.  Exhibits and Reports on Form 8-K.....................................37

SIGNATURES....................................................................38
EXHIBIT INDEX.................................................................39

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Funding Corporation (the "Company") as of September 30, 2003, and the related statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 3, 2003

                         SALTON SEA FUNDING CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                           AS OF
                                                               ----------------------------
                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2003            2002
                                                               -------------   ------------
                                                                (UNAUDITED)

                                     ASSETS
Current assets:
  Cash ........................................................  $ 30,765        $ 19,583
  Restricted cash .............................................         -          46,293
  Accrued interest receivable and other current assets ........    12,146           3,228
  Current portion secured project notes from Guarantors .......    29,337          28,086
                                                                 --------        --------
    Total current assets ......................................    72,248          97,190
                                                                 --------        --------
Secured project notes from Guarantors .........................   448,302         463,592
Investment in 1% of net assets of Guarantors ..................     9,882           9,721
                                                                 --------        --------
TOTAL ASSETS ..................................................  $530,432        $570,503
                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued interest ............................................  $ 12,136        $  3,156
  Current portion of long-term debt ...........................    29,337          28,086
                                                                 --------        --------
    Total current liabilities .................................    41,473          31,242
                                                                 --------        --------
Due to affiliates .............................................    26,950          62,251
Senior secured notes and bonds ................................   448,302         463,592
                                                                 --------        --------
  Total liabilities ...........................................   516,725         557,085
                                                                 --------        --------

Commitments and contingencies (Note 2)

Stockholder's equity:
  Common stock authorized - 1,000 shares,
    par value $.01 per share; issued and outstanding 100 shares         -               -
  Additional paid-in capital ..................................     6,144           5,811
  Retained earnings ...........................................     7,563           7,607
                                                                 --------        --------
    Total stockholder's equity ................................    13,707          13,418
                                                                 --------        --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ....................  $530,432        $570,503
                                                                 ========        ========


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                              THREE MONTHS         NINE MONTHS
                                           ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                           -------------------  -------------------
                                             2003       2002      2003       2002
                                           -------    -------   --------    -------
                                                          (UNAUDITED)
REVENUE:
  Interest income ......................   $ 9,217    $ 9,984   $ 28,145    $30,057
  Equity in income (loss) of Guarantors         37        156       (172)        34
                                           -------    -------   --------    -------
    Total revenue ......................     9,254     10,140     27,973     30,091
                                           -------    -------   --------    -------
COSTS AND EXPENSES:
  General and administrative expenses ..       107        135        297        581
  Interest expense .....................     9,188      9,679     27,750     29,301
                                           -------    -------   --------    -------
    Total costs and expenses ...........     9,295      9,814     28,047     29,882
                                           -------    -------   --------    -------
INCOME (LOSS) BEFORE INCOME TAXES ......       (41)       326        (74)       209
  Income tax expense (benefit) .........       (17)       134        (30)        86
                                           -------    -------   --------    -------
NET INCOME (LOSS) ......................   $   (24)   $   192   $    (44)   $   123
                                           =======    =======   ========    =======


   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    NINE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                              ---------------------
                                                                                                2003         2002
                                                                                              --------     --------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ........................................................................    $    (44)    $    123
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Equity in (income) loss of Guarantors ................................................         172          (34)
    Changes in assets and liabilities:
      Accrued interest receivable and other current assets ...............................      (8,918)      (9,605)
      Accrued interest ...................................................................       8,980        9,534
                                                                                              --------     --------
        Net cash flows from operating activities .........................................         190           18
                                                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Principal repayments of secured project notes from Guarantors ..........................      14,039       14,286
                                                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in restricted cash .................................................      46,293      (33,174)
  (Decrease) increase in due to affiliates ...............................................     (35,301)      43,885
  Repayment of senior secured notes and bonds ............................................     (14,039)     (14,286)
                                                                                              --------     --------
    Net cash flows from financing activities .............................................      (3,047)      (3,575)
                                                                                              --------     --------

NET CHANGE IN CASH .......................................................................      11,182       10,729
Cash at the beginning of period ..........................................................      19,583        4,361
                                                                                              --------     --------
CASH AT THE END OF PERIOD ................................................................    $ 30,765     $ 15,090
                                                                                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                         SALTON SEA FUNDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, certain Guarantors established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

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

On July 10, 2003 Salton Sea IV's 34 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totalling $1.7 million. On September 19, 2003 and October 17, 2003, Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV, served notices of error on Edison for such unpaid amounts. As a result, the Company has recorded a liability of $1.4 million for capacity payments as of September 30, 2003.

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

On November 25, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P. and CE Turbo, LLC entered into a settlement agreement with Stone & Webster related to a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the CE Turbo Project. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures.

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

Minerals LLC ("Minerals") contracted with Zachry Construction Corporation ("Zachry") under a time and materials contract to do a maximum of $1.32 million work for the Zinc Recovery Project. Zachry has invoiced Minerals for $4.7 million of work under this contract. Minerals has been unable to substantiate Zachry's invoices. Zachry filed a demand for arbitration with the American Arbitration Association (the "AAA") on August 19, 2003 for collection of its claimed outstanding invoices. Although the AAA has selected an arbitration panel, neither the AAA nor the panel has scheduled any hearings on this matter to date. Minerals anticipates that the evidentiary hearing on this matter will not likely occur prior to the summer of 2004.

3.   RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso's Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo and Salton Sea Power began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales, under these agreements, from the Partnership and Salton Sea Guarantors totaled $2.4 million and $7.5 million for the three-month and nine-month periods ended September 30, 2003, respectively.

Sales to EPME totaled $2.7 million and $6.1 million during the three-month and nine-month periods ended September 30, 2002, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of September 30, 2003, and the related combined statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Salton Sea Guarantors' management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 3, 2003

                              SALTON SEA GUARANTORS
                             COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                    AS OF
                                                         ---------------------------
                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             2003           2002
                                                         -------------  ------------
                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Trade accounts receivable, net .......................    $ 19,091     $ 19,420
  Trade accounts receivable from affiliates ............       1,330        1,104
  Prepaid expenses and other current assets ............       3,445        5,283
                                                            --------     --------
    Total current assets ...............................      23,866       25,807
                                                            --------     --------
Properties, plants, contracts and equipment, net .......     515,881      535,220
Goodwill ...............................................      23,252       23,252
                                                            --------     --------
TOTAL ASSETS ...........................................    $562,999     $584,279
                                                            ========     ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable .....................................    $  1,424     $    328
  Accrued interest .....................................       5,968        1,593
  Other accrued liabilities ............................      12,428       12,304
  Current portion of long-term debt ....................      23,586       22,765
                                                            --------     --------
    Total current liabilities ..........................      43,406       36,990
                                                            --------     --------
Due to affiliates ......................................      30,602       35,665
Senior secured project note ............................     211,451      223,654
                                                            --------     --------
    Total liabilities ..................................     285,459      296,309
                                                            --------     --------

Commitments and contingencies (Note 4)

Guarantors' equity .....................................     277,540      287,970
                                                            --------     --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY ...............    $562,999     $584,279
                                                            ========     ========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                 THREE MONTHS             NINE MONTHS
                                                              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                              --------------------    ---------------------
                                                                2003         2002       2003         2002
                                                              --------     -------    --------     --------
                                                                               (UNAUDITED)

REVENUE:
  Operating revenue ......................................    $ 26,646     $27,438    $ 64,611     $ 66,936
  Interest and other (loss) income .......................          12       2,185        (467)       2,615
                                                              --------     -------    --------     --------
    Total revenue ........................................      26,658      29,623      64,144       69,551
                                                              --------     -------    --------     --------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expense .      17,373      14,374      45,646       42,709
  Depreciation and amortization ..........................       4,894       4,721      14,673       15,686
  Interest expense .......................................       4,682       5,053      14,255       15,372
                                                              --------     -------    --------     --------
    Total costs and expenses .............................      26,949      24,148      74,574     $ 73,767
                                                              --------     -------    --------     --------
NET (LOSS) INCOME ........................................    $   (291)    $ 5,475    $(10,430)    $ (4,216)
                                                              ========     =======    ========     ========


   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                      ---------------------
                                                                                        2003         2002
                                                                                      --------     --------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................................    $(10,430)    $ (4,216)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Depreciation and amortization ................................................      14,673       15,686
    Other ........................................................................         172            -
    Changes in assets and liabilities:
      Trade accounts receivable, net .............................................         103       10,223
      Prepaid expenses and other current assets ..................................       1,838         (613)
      Accounts payable and accrued liabilities ...................................       5,595        1,071
                                                                                      --------     --------
        Net cash flows from operating activities .................................      11,951       22,151
                                                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures, net of warranty settlement ...............................        (710)      (9,859)
                                                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior secured project note .......................................     (11,382)     (10,240)
  Increase (decrease) in due to affiliates .......................................         141       (2,052)
                                                                                      --------     --------
    Net cash flows from financing activities .....................................     (11,241)     (12,292)
                                                                                      --------     --------
NET CHANGE IN CASH ...............................................................           -            -
Cash at the beginning of period ..................................................           -            -
                                                                                      --------     --------
CASH AT THE END OF PERIOD ........................................................    $      -    $       -
                                                                                      ========     ========

   The accompanying notes are an integral part of these financial statements.

                              SALTON SEA GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Salton Sea Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Guarantors' Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income (loss) or Guarantors' equity.

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

3.   INTANGIBLE ASSETS

The Guarantors' acquired intangible assets, which are included in properties, plants, contracts and equipment, net, consist of power purchase contracts (the "Contracts") with a cost of $33.4 million and accumulated amortization of $9.7 million and $8.8 million at September 30, 2003 and December 31, 2002, respectively. Amortization expense on the Contracts was $0.3 million and $0.9 million for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively. The Guarantors' expect amortization expense on the Contracts to be $1.2 million for 2003 and each of the five succeeding fiscal years.

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

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $1.1 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, the Guarantors (excluding the Salton Sea I and Salton Sea V Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, the

Guarantors established an allowance for doubtful accounts of approximately $0.8 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

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

On July 10, 2003, Salton Sea IV's 34 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $1.7 million. On September 19, 2003 and October 17, 2003, Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV served notices of error on Edison for such unpaid amounts. As a result, the Guarantors have recorded a liability of $1.4 million for capacity payments as of September 30, 2003.

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

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The settlement agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

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

Minerals LLC ("Minerals") contracted with Zachry Construction Corporation ("Zachry") under a time and materials contract to do a maximum of $1.32 million work for the Zinc Recovery Project. Zachry has invoiced Minerals for $4.7 million of work under this contract. Minerals has been unable to substantiate Zachry's invoices. Zachry filed a demand for arbitration with the American Arbitration Association (the "AAA") on August 19, 2003 for collection of its claimed outstanding invoices. Although the AAA has selected an arbitration panel, neither the AAA nor the panel has scheduled any hearings on this matter to date. Minerals anticipates that the evidentiary hearing on this matter will not likely occur prior to the summer of 2004.

5.   RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales, under this agreement, from the Guarantors totaled $1.8 million and $6.0 million for the three-month and nine-month periods ended September 30, 2003, respectively.

Sales to EPME totaled $2.3 million and $5.1 million during the three-month and nine-month periods ended September 30, 2002, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of September 30, 2003, and the related combined statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Partnership Guarantors' management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 3, 2003

                             PARTNERSHIP GUARANTORS
                             COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                    AS OF
                                                         ---------------------------
                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             2003           2002
                                                         -------------  ------------
                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Trade accounts receivable, net .......................    $ 22,430    $ 14,018
  Trade accounts receivable from affiliate .............         329         312
  Prepaid expenses and other current assets ............      18,256      19,516
                                                            --------    --------
  Total current assets .................................      41,015      33,846
                                                            --------    --------
Restricted cash ........................................         288           1
Properties, plants, contracts and equipment, net .......     645,245     644,951
Management fee .........................................      67,418      68,679
Due from affiliates ....................................     125,136     101,854
Goodwill ...............................................     120,866     120,866
                                                            --------    --------
TOTAL ASSETS ...........................................    $999,968    $970,197
                                                            ========    ========

                       LIABILITIES AND GUARANTORS' EQUITY
Current liabilities:
  Accounts payable .....................................    $  2,667    $  2,903
  Accrued interest .....................................       6,143       1,576
  Other accrued liabilities ............................      18,083      15,464
  Current portion of long-term debt ....................       5,395       5,017
                                                            --------    --------
  Total current liabilities ............................      32,288      24,960
                                                            --------    --------
Senior secured project note ............................     236,212     239,099
Deferred income taxes ..................................     109,896     104,850
                                                            --------    --------
  Total liabilities ....................................     378,396     368,909
                                                            --------    --------

Commitments and contingencies (Note 4)

Guarantors' equity:
  Common stock .........................................           3           3
  Additional paid-in capital ...........................     465,538     432,200
  Retained earnings ....................................     156,031     169,085
                                                            --------    --------
  Total guarantors' equity .............................     621,572     601,288
                                                            --------    --------
TOTAL LIABILITIES AND GUARANTORS' EQUITY ...............    $999,968    $970,197
                                                            ========    ========


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                             THREE MONTHS             NINE MONTHS
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          -------------------    --------------------
                                                             2003      2002        2003        2002
                                                           -------   --------    --------    --------
                                                                          (UNAUDITED)
REVENUE:
  Operating revenue ....................................   $33,113   $ 33,229    $ 75,364    $ 75,724
  Interest and other income ............................     1,257      1,103       1,328       1,768
                                                           -------   --------    --------    --------
    Total revenue ......................................    34,370     34,332      76,692      77,492
                                                           -------   --------    --------    --------
COSTS AND EXPENSES:
  Royalty, operating, general and administrative costs .    18,602     15,668      61,656      48,373
  Depreciation and amortization ........................     7,983      5,484      22,931      17,636
  Interest expense .....................................     4,729      4,792      14,082      14,328
  Capitalized interest .................................         -     (3,050)          -      (8,798)
                                                           -------   --------    --------    --------
    Total costs and expenses ...........................    31,314     22,894      98,669      71,539
                                                           -------   --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES ......................     3,056     11,438     (21,977)      5,953
Income tax expense (benefit) ...........................     1,240      3,602      (8,923)      1,875
                                                           -------   --------    --------    --------
NET INCOME (LOSS) ......................................   $ 1,816   $  7,836    $(13,054)   $  4,078
                                                           =======   ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                               2003         2002
                                                                                             --------     --------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................................................    $(13,054)    $  4,078
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation and amortization .......................................................      22,931       17,636
    Deferred income taxes ...............................................................       5,046        1,875
    Other ...............................................................................       1,179            -
    Changes in assets and liabilities:
      Trade accounts receivable, net ....................................................      (8,429)      24,436
      Prepaid expenses and other current assets .........................................       1,260       (1,347)
      Accounts payable and accrued liabilities ..........................................       6,950        8,492
                                                                                             --------     --------
        Net cash flows from operating activities ........................................      15,883       55,170
                                                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures related to operating projects ....................................     (12,207)     (16,938)
  Construction and other development ....................................................     (10,074)     (39,453)
  (Increase) decrease in restricted cash ................................................        (287)      21,282
  Management fee ........................................................................        (862)        (724)
                                                                                             --------     --------
    Net cash flows from investing activities ............................................     (23,430)     (35,833)
                                                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due from affiliates .......................................................     (23,282)     (36,745)
  Repayment of senior secured project notes .............................................      (2,509)      (2,313)
  Equity contribution ...................................................................      33,338       19,788
                                                                                             --------     --------
    Net cash flows from financing activities ............................................       7,547      (19,270)
                                                                                             --------     --------
NET CHANGE IN CASH ......................................................................           -           67
Cash at beginning of period .............................................................           -            -
                                                                                             --------     --------
CASH AT THE END OF PERIOD ...............................................................    $      -     $     67
                                                                                             ========     ========

   The accompanying notes are an integral part of these financial statements.

                             PARTNERSHIP GUARANTORS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Partnership Guarantors (the "Guarantors"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the audited financial statements included in the Guarantors' Annual Report on Form 10-K for the year ended December 31, 2002.

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

3.   INTANGIBLE ASSETS

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, as of September 30, 2003 and December 31, 2002 (in thousands):

                                     SEPTEMBER 30, 2003              DECEMBER 31, 2002
                                -----------------------------   -----------------------------
                                GROSS CARRYING   ACCUMULATED    GROSS CARRYING    ACCUMULATED
                                    AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                --------------   ------------   --------------   ------------

Amortized Intangible Assets:
Power Purchase Contracts .....     $123,002        $ 98,070        $123,002        $ 96,894
Patented Technology ..........       46,290          16,832          46,290          15,385
                                   --------        --------        --------        --------
  Total ......................     $169,292        $114,902        $169,292        $112,279
                                   ========        ========        ========        ========

Amortization expense on acquired intangible assets was $0.9 million and $2.6 million for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively. The Guarantors expect amortization expense on acquired intangible assets to be $3.5 million for 2003 and each of the five succeeding fiscal years.

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

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $2.7 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, the Guarantors have established an allowance for doubtful accounts of approximately $1.9 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

On June 11, 2003, certain Guarantors (excluding the CE Turbo Project) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II deration and the recission of such deration. The amounts previously withheld for the Salton Sea II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

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

5.   RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo LLC began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales to TransAlta from the Guarantors totaled $0.6 million and $1.5 million for the three-month and nine-month periods ended September 30, 2003.

Sales to EPME totaled $0.4 million and $1.0 million during the three-month and nine-month periods ended September 30, 2002, respectively.

During the nine-month period ended September 30, 2003, the Guarantors received approximately $33.3 million in contributions from MidAmerican Energy Holdings Company, one of its partners, to be used for capital expenditures.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of September 30, 2003, and the related statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Salton Sea Royalty LLC's management.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 3, 2003

                             SALTON SEA ROYALTY LLC
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                  2003            2002
                                                             -------------    ------------
                                                              (UNAUDITED)
                                     ASSETS
Prepaid expenses and other current assets ..................    $     7         $    13
Royalty stream, net ........................................     13,370          14,011
Goodwill ...................................................     30,464          30,464
Due from affiliates ........................................     46,267          39,501
                                                                -------         -------
TOTAL ASSETS ...............................................    $90,108         $83,989
                                                                =======         =======

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accrued interest .........................................    $    24         $     7
  Current portion of long-term debt ........................        356             304
                                                                -------         -------
    Total current liabilities ..............................        380             311
                                                                -------         -------
Senior secured project note ................................        639             843
                                                                -------         -------
  Total liabilities ........................................      1,019           1,154
                                                                -------         -------

Commitments and contingencies

Members' equity:
  Common stock, par value $.01 per share;
    100 shares authorized, issued and outstanding ..........          -               -
  Additional paid-in capital ...............................      1,561           1,561
  Retained earnings ........................................     87,528          81,274
                                                                -------         -------
    Total members' equity ..................................     89,089          82,835
                                                                -------         -------
TOTAL LIABILITIES AND MEMBERS' EQUITY ......................    $90,108         $83,989
                                                                =======         =======


   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                THREE MONTHS           NINE MONTHS
                                                             ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             -------------------   -------------------
                                                              2003         2002      2003         2002
                                                             ------       ------    ------       ------
                                                                            (UNAUDITED)

REVENUE - ROYALTY INCOME ..................................  $3,284       $3,371    $9,427       $9,585
COSTS AND EXPENSES:
  Royalty, operating, general and administrative expenses .     857          863     2,466        2,488
  Amortization of royalty stream ..........................     214          214       641          641
  Interest expense ........................................      21           76        66          225
                                                             ------       ------    ------       ------
    Total costs and expenses ..............................   1,092        1,153     3,173        3,354
                                                             ------       ------    ------       ------
NET INCOME ................................................  $2,192       $2,218    $6,254       $6,231
                                                             ======       ======    ======       ======


   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                       --------------------
                                                                                         2003        2002
                                                                                       -------     -------
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................................    $ 6,254     $ 6,231
  Adjustments to reconcile net income to net cash flows from operating activities:
    Amortization of royalty stream ................................................        641         641
    Changes in assets and liabilities:
      Prepaid expenses and other current assets ...................................          6          14
      Accrued interest ............................................................         17          42
                                                                                       -------     -------
        Net cash flows form operating activities ..................................      6,918       6,928
                                                                                       -------     -------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due from affiliates .................................................     (6,766)     (5,198)
  Repayment of senior secured project note ........................................       (152)     (1,730)
                                                                                       -------     -------
    Net cash flows from financing activities ......................................     (6,918)     (6,928)
                                                                                       -------     -------
NET CHANGE IN CASH ................................................................          -           -
Cash at beginning of period .......................................................          -           -
                                                                                       -------     -------
CASH AT THE END OF PERIOD .........................................................    $     -     $     -
                                                                                       =======     =======

   The accompanying notes are an integral part of these financial statements.

                             SALTON SEA ROYALTY LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of Salton Sea Royalty LLC (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and of cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   ROYALTY STREAM

The royalty stream has a cost of $60.5 million and accumulated amortization of $47.1 million and $46.5 million as of September 30, 2003 and December 31, 2002, respectively. Royalty stream amortization expense was $0.2 million and $0.6 million for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively, and is expected to be $0.8 million for 2003 and each of the five succeeding fiscal years.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

The following operating data represents the aggregate capacity and electricity production of Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V:

                                                     THREE MONTHS
                                                  ENDED SEPTEMBER 30,
                                                  -------------------
                                                    2003        2002
                                                  -------     -------
         Overall capacity factor ...........         72.1%       85.6%
         Capacity NMW (weighted average) ...        168.4       168.4
         MW hours ("MWh") produced .........      268,200     318,300

The overall capacity factor for the Salton Sea Guarantors decreased for the three-month period ended September 30, 2003 compared to the same period in 2002 primarily due to an uncontrollable force event in 2003 at the Salton Sea IV project.

The following operating data represents the aggregate capacity and electricity production of Vulcan, Elmore, Leathers, Del Ranch and CE Turbo:

                                                    THREE MONTHS
                                                 ENDED SEPTEMBER 30,
                                                --------------------
                                                  2003         2002
                                                -------      -------
           Overall capacity factor ........       102.6%       104.7%
           Capacity NMW (weighted average)        158.0        158.0
           MWh produced ...................     357,800      365,200

The overall capacity factor for the Partnership Guarantors decreased for the three-month period ended September 30, 2003 compared to the same period in 2002 primarily due to maintenance outages.

Southern California Edison's ("Edison") Average Avoided Cost of Energy was 5.2 cents per kilowatt hour ("kWh") and 3.2 cents per kWh for the three-month periods ended September 30, 2003 and 2002, respectively. Estimates of Edison's future Average Avoided Cost of Energy vary substantially from year to year. During 2002, as a result of certain settlement agreements, Edison elected to pay the Guarantors (except Salton Sea Projects IV and V and the CE Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents per kWh in the first quarter 2002 and increased to
5.37 cents per kWh effective May 1, 2002 through April 30, 2007.

The Salton Sea Guarantors' operating revenue decreased $0.8 million, or 2.9%, to $26.6 million for the three-month period ended September 30, 2003 from $27.4 million for the same period in 2002. The decrease was primarily due to lower production in 2003 due to the Salton Sea IV uncontrollable force event partially offset by higher average rates in 2003.

The Partnership Guarantors' operating revenue decreased $0.1 million to $33.1 million for the three-month period ended September 30, 2003 from $33.2 million for the same period in 2002. The decrease was primarily due to marginally lower production partially offset by slightly higher average rates in 2003.

The Royalty Guarantors' revenue decreased $0.1 million to $3.3 million for the three-month period ended September 30, 2003 from $3.4 million for the same period in 2002.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $3.0 million, or 20.8%, to $17.4 million for the three-month period ended September 30, 2003, from $14.4 million for the same period in 2002. The increase was primarily due to repair costs associated with the Salton Sea IV uncontrollable force event, partially offset by decreased legal costs related to disputes with Edison in 2002.

The Partnership Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $2.9 million, or 18.5%, to $18.6 million for the three-month period ended September 30, 2003, from $15.7 million for the same period in 2002. The increase in expenses was primarily due to operating expenses at a project which is recovering zinc from geothermal brine of certain power projects (the "Zinc Recovery Project"), which began limited production in December 2002.

The Royalty Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, were $0.9 million for the three-month periods ended September 30, 2003 and 2002.

The Salton Sea Guarantors' depreciation and amortization increased $0.2 million to $4.9 million for the three-month period ended September 30, 2003 from $4.7 million for the same period in 2002. The increase was due to a change in salvage value assumptions and higher depreciable asset balances.

The Partnership Guarantors' depreciation and amortization increased $2.5 million to $8.0 million for the three- month period ended September 30, 2003 from $5.5 million for the same period in 2002. The increase was due to depreciation on the Zinc Recovery Project and a change in salvage value assumptions.

The Salton Sea Guarantors' interest expense decreased $0.4 million to $4.7 million for the three-month period ended September 30, 2003 from $5.1 million for the same period in 2002. The decrease was due to reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased $3.0 million to $4.7 million for the three-month period ended September 30, 2003 from $1.7 million for the same period in 2002. The increase was due to the discontinuance of capitalizing interest on the minerals extraction process, partially offset by reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' income tax expense, decreased to $1.2 million for the three-month period ended September 30, 2003 from $3.6 million for the same period in 2002. The decrease was due to lower income before tax. The effective tax rate was 40.6% and 31.5% in 2003 and 2002, respectively. Changes in the effective rates are due primarily to the generation of energy tax credits and changes in depletion deductions. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Royalty Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantors have no tax obligations.

The Funding Corporation's net income (loss) was not significant for the three-month periods ended September 30, 2003 and 2002. The net income (loss) primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND
2002

The following operating data represents the aggregate capacity and electricity production of Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V:

                                                    NINE MONTHS
                                                ENDED SEPTEMBER 30,
                                               ---------------------
                                                 2003         2002
                                               --------     --------
           Overall capacity factor ........        69.4%        79.4%
           Capacity NMW (weighted average)        168.4        168.4
           MWh produced ...................     765,800      875,500

The overall capacity factor for the Salton Sea Guarantors decreased for the nine-month period ended September 30, 2003 compared to the same period in 2002 primarily due to the uncontrollable force event at Salton Sea IV in 2003.

The following operating data represents the aggregate capacity and electricity production of Vulcan, Elmore, Leathers, Del Ranch and CE Turbo:

                                                    NINE MONTHS
                                                ENDED SEPTEMBER 30,
                                              ----------------------
                                                 2003         2002
                                              ---------    ---------
         Overall capacity factor ........          99.4%       100.4%
         Capacity NMW (weighted average)          158.0        158.0
         MWh produced ...................     1,028,800    1,039,800

The overall capacity factor for the Partnership Guarantors decreased marginally for the nine-month period ended September 30, 2003 compared to the same period in 2002 primarily due to maintenance outages.

Edison's Average Avoided Cost of Energy was 5.6 cents per kWh and 3.2 cents per kWh for the nine-month periods ended September 30, 2003 and 2002, respectively. Estimates of Edison's future Average Avoided Cost of Energy vary substantially from year to year. During 2002, as a result of certain settlement agreements, Edison elected to pay the Guarantors (except Salton Sea Projects IV and V and the CE Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents per kWh in the first quarter 2002 and increased to 5.37 cents per kWh effective May 1, 2002 through April 30, 2007.

The Salton Sea Guarantors' operating revenue decreased $2.3 million, or 3.4%, to $64.6 million for the nine-month period ended September 30, 2003 from $66.9 million for the same period in 2002. The decrease was primarily due to the impact of a $6.8 million adjustment to the Edison provision in 2002 and lower production due to extended overhauls and the Salton Sea IV uncontrollable force event in 2003, partially offset by higher average rates in 2003.

The Partnership Guarantors' operating revenue decreased $0.3 million to $75.4 million for the nine-month period ended September 30, 2003 from $75.7 million for the same period in 2002. The impact of a $14.1 million adjustment to the Edison provision in 2002 was offset by higher average rates in 2003.

The Royalty Guarantors' revenue decreased $0.2 million to $9.4 million for the nine-month period ended September 30, 2003 from $9.6 million for the same period in 2002. The decrease was the result of lower energy revenue at the Partnership Projects resulting in lower royalty income.

The Salton Sea Guarantors' operating expenses, which include royalty, operating, general and administrative expenses increased $3.0 million, or 7.0% to $45.6 million for the nine-month period ended September 30, 2003 from $42.7 million for the same period in 2002. The increase was primarily due to timing of overhauls, increased pipe replacement costs and repair costs associated with the Salton Sea IV uncontrollable force event. The increase was partially offset by the second quarter 2003 warranty claim settlement with Stone & Webster, which included a $7.6 million reimbursement of incremental operating expenses related to legal, other expenses and equipment write-offs which reduced operating costs.

The Partnership Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, increased $13.3 million, or 27.5%, to $61.7 million for the nine-month period ended September 30, 2003, from $48.4 million for the same period in 2002. The increase in expenses was primarily due to operating expenses at the Zinc Recovery Project, which began limited production in December 2002.

The Royalty Guarantors' operating expenses, which include royalty, operating, general and administrative expenses, were $2.5 million for the nine-month periods ended September 30, 2003 and 2002.

The Salton Sea Guarantors' depreciation and amortization decreased $1.0 million to $14.7 million for the nine-month period ended September 30, 2003 from $15.7 million for the same period in 2002. The decrease was due to the write-off of an abandoned project in 2002, partially offset by a change in salvage value assumptions and higher depreciable asset balances in 2003.

The Partnership Guarantors' depreciation and amortization increased $5.3 million to $22.9 million for the nine-month period ended September 30, 2003 from $17.6 million for the same period in 2002. The increase is due to depreciation on the Zinc Recovery Project, which began limited production in December 2002, and a change in salvage value assumptions.

The Salton Sea Guarantors' interest expense decreased $1.1 million to $14.3 million for the nine-month period ended September 30, 2003 from $15.4 million for the same period in 2002. The decrease was due to reduced indebtedness.

The Partnership Guarantors' interest expense, net of capitalized amounts, increased $8.5 million to $14.0 million for the nine-month period ended September 30, 2003 from $5.5 million for the same period in 2002. The increase was due to the discontinuance of capitalizing interest on the Zinc Recovery Project, partially offset by reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Salton Sea Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' income tax was an $8.9 million benefit for the nine-month period ended September 30, 2003 as compared to an expense of $1.9 million for the same period in 2002. The change was due to a pretax loss in 2003 compared to pretax income in 2002. The effective tax rate was 40.6% and 31.5% in 2003 and 2002, respectively. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Guarantors from distributions to the parent company by the Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantors are comprised of partnerships. Income taxes are the responsibility of the partners and Royalty Guarantors have no obligation to provide funds to the partners for payment of any tax liabilities. Accordingly, the Royalty Guarantors have no tax obligations.

The Funding Corporation's net income (loss) was not significant for the nine-month period ended September 30, 2003 and 2002. The net income (loss) primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

LIQUIDITY AND CAPITAL RESOURCES

The Salton Sea Guarantors' cash flows from operating activities decreased to $12.0 million for the nine-month period ended September 30, 2003 from $22.2 million for the same period in 2002. The Salton Sea Guarantors' only source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V Project revenue and interest earned on funds on deposit. The decrease was primarily due to the receipt of past due balances from Edison in 2002 and lower earnings in 2003.

The Partnership Guarantors' cash flows from operating activities decreased to $15.9 million for the nine-month period ended September 30, 2003 from $55.2 million for the same period in 2002. The Partnership Guarantors' primary source of revenue is payments received pursuant to long-term power sales agreements with Edison, other than the CE Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The decrease was primarily due to the receipt of past due balances from Edison in 2002 and higher net losses due to the Zinc Recovery Project being in production.

The Royalty Guarantors' cash flow from operating activities was $6.9 million for the nine-month periods ended September 30, 2003 and 2002. The Royalty Guarantors' only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects.

Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the Power Purchase Agreements with certain Guarantors (the Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Guarantors established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

Pursuant to a settlement agreement the final payment by Edison of the past due balances was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Guarantors released the remaining allowance for doubtful accounts.

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 certain Guarantors, excluding Salton Sea I, Salton Sea V and CE Turbo Projects, filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay the contractual obligations, the Imperial Valley Projects established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

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

On June 11, 2003, certain Guarantors, excluding Salton Sea I, Salton Sea V and CE Turbo Projects, entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Salton Sea II deration and the recission of such deration. The amounts previously withheld for the Salton Sea II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

On July 10, 2003, Salton Sea IV's 34 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $1.7 million. On September 17, 2003 and October 19, 2003 Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV served notices of error on Edison for such unpaid amounts. As a result, the Company recorded a liability of $1.4 million for capacity payments as of September 30, 2003.

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

The Salton Sea Guarantors' cash used in investing activities decreased to $0.7 million for the nine-month period ended September 30, 2003 from $9.9 million for the same period in 2002. During the second quarter of 2003, $4.5 million of the Stone & Webster settlement was recorded as a reduction to capital equipment. Capital expenditures are the primary component of investing activities.

The Partnership Guarantors' cash flow used in investing activities was $23.4 million for the nine-month period ended September 30, 2003 and $35.8 million for the same period in 2002. Capital expenditures are the primary component of investing activities.

Minerals LLC ("Minerals") constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine. Facilities have been installed near the sites of the Imperial Valley Projects to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is currently expected to have a capacity of approximately 30,000 metric tonnes per year. Limited production began during December 2002 and production is expected by late-2003. Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Minerals contracted with Zachry Construction Corporation ("Zachry") under a time and materials contract to do a maximum of $1.32 million work for the Zinc Recovery Project. Zachry has invoiced Minerals for $4.7 million of work under this contract. Minerals has been unable to substantiate Zachry's invoices. Zachry filed a demand for arbitration with the American Arbitration Association (the "AAA") on August 19, 2003 for collection of its claimed outstanding invoices. Although the AAA has selected an arbitration panel, neither the AAA nor the panel has scheduled any hearings on this matter to date. Minerals anticipates that the evidentiary hearing on this matter will not likely occur prior to the summer of 2004.

Total capital costs, excluding interest during construction, of the Zinc Recovery Project are approximately $161.1 million, net of payments for liquidated damages, through September 30, 2003. The Zinc Recovery Project anticipates incurring $6.9 million in capital expenditures during the remainder of 2003 to optimize production.

The Funding Corporation's net cash flows used in financing activities was $3.0 million for the nine-month period ended September 30, 2003 and $3.6 million for the same period in 2002. The decreased use of cash was primarily due the release of the restricted cash partially offset by payments made to affiliates.

Salton Sea Guarantors' net cash flows used in financing activities was $11.2 million for the nine-month period ended September 30, 2003 and $12.3 million for the same period in 2002. The decreased use of cash was primarily due to higher payments to affiliates during 2002.

Partnership Guarantors' net cash flows from financing activities was a source of cash totaling $7.5 million for the nine-month period ended September 30, 2003 and use of cash totaling $19.3 million for the same period in 2002. The change was primarily due to higher equity contributions and lower payments to affiliates in 2003.

RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo and Salton Sea Power began selling available power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales to TransAlta from the Partnership and Salton Sea
Guarantors totaled $2.4 million and $7.5 million for the three-month and nine-month periods ended September 30, 2003, respectively.

Sales to EPME totaled $2.7 million and $6.1 million during the three-month and nine-month periods ended September 30, 2002, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of Salton Sea Funding Corporation's management, including its chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of Salton Sea Funding Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, Salton Sea Funding Corporation's management, including the chief executive officer and chief financial officer, concluded that Salton Sea Funding Corporation's disclosure controls and procedures were effective. There have been no significant changes in Salton Sea Funding Corporation's internal controls or in other factors that could significantly affect internal controls.

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



                                              SALTON SEA FUNDING CORPORATION
                                              ------------------------------
                                                       (Registrant)





Date: November 6,  2003                           /s/  Wayne F. Irmiter
                                              ----------------------------------
                                                       Wayne F. Irmiter
                                                 Vice President & Controller

                                  EXHIBIT INDEX
Exhibit No.

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